Form 10-K
period 2017-12-31
Wells Fargo Commercial Mortgage Trust 2017-C40
filed 2018-03-22
CIK 1716187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206677-19

Central Index Key Number of the issuing entity: 0001716187

Wells Fargo Commercial Mortgage Trust 2017-C40

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

Rialto Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541214

C-III Commercial Mortgage LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4046690 38-4046691 38-7187324 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Hilton Garden Inn Chicago/North Loop Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Hilton Garden Inn Chicago/North Loop Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Hilton Garden Inn Chicago/North Loop Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, which constituted approximately 2.8% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the iStar Leased Fee Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Magnolia Hotel Denver Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2017-H1 transaction, Commission File Number 333-206582-10 (the “MSC 2017-H1 Transaction”). These loan combinations, including the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2017-H1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2017-H1 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2017-H1 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Del Amo Fashion Center Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Del Amo Fashion Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Del Amo Fashion Center Mortgage Loan and forty-five other pari passu loans and twenty-nine subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Del Amo Fashion Center Trust 2017-AMO transaction (the “DAFC 2017-AMO Transaction”). This loan combination, including the Del Amo Fashion Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DAFC 2017-AMO Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the DAFC 2017-AMO Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the DAFC 2017-AMO Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Starwood Capital Group Hotel Portfolio Mortgage Loan, which constituted approximately 1.4% of the asset pool of the issuing entity as of its cut-off date.  The Starwood Capital Group Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Starwood Capital Group Hotel Portfolio Mortgage Loan and twenty other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBJPM 2017-C6 Mortgage Trust transaction, Commission File Number 333-206705-09 (the “DBJPM 2017-C6 Transaction”). This loan combination, including the Starwood Capital Group Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the DBJPM 2017-C6 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the DBJPM 2017-C6 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 225 & 233 Park Avenue South Mortgage Loan, which constituted approximately 8.5% of the asset pool of the issuing entity as of its cut-off date.  The 225 & 233 Park Avenue South Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 225 & 233 Park Avenue South Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2017-C39 transaction, Commission File Number 333-206677-17 (the “WFCM 2017-C39 Transaction”). This loan combination, including the 225 & 233 Park Avenue South Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2017-C39 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2017-C39 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2017-C39 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Mall of Louisiana Mortgage Loan, which constituted approximately 7.1% of the asset pool of the issuing entity as of its cut-off date.  The Mall of Louisiana Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Mall of Louisiana Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2017-BNK7 transaction, Commission File Number 333-206677-18 (the “BANK 2017-BNK7 Transaction”). This loan combination, including the Mall of Louisiana Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the BANK 2017-BNK7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BANK 2017-BNK7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pleasant Prairie Premium Outlets Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Pleasant Prairie Premium Outlets Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pleasant Prairie Premium Outlets Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the Citigroup Commercial Mortgage Trust 2017-P8 transaction, Commission File Number 333-207132-14 (the “CGCMT 2017-P8 Transaction”). This loan combination, including the Pleasant Prairie Premium Outlets Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CGCMT 2017-P8 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2017-P8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the CGCMT 2017-P8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Atrisco Plaza Shopping Center Mortgage Loan, which constituted approximately 0.7% of the asset pool of the issuing entity as of its cut-off date.  The Atrisco Plaza Shopping Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Atrisco Plaza Shopping Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Atrisco Plaza Shopping Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Atrisco Plaza Shopping Center loan combination in the UBS Commercial Mortgage Trust 2017-C5 transaction, Commission File Number 333-207340-05 (the “UBS 2017-C5 Transaction”).  After the closing of the UBS 2017-C5 Transaction on November 16, 2017, this loan combination, including the Atrisco Plaza Shopping Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C5 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2017-C5 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2017-C5 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the 225 & 233 Park Avenue South Mortgage Loan and the Mall of Louisiana Mortgage Loan, the certificate administrator of the Del Amo Fashion Center Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan and the primary servicer of the Pleasant Prairie Premium Outlets Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 225 & 233 Park Avenue South Mortgage Loan, the Mall of Louisiana Mortgage Loan and the Del Amo Fashion Center Mortgage Loan and the custodian and trustee of the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Mall of Louisiana Mortgage Loan, the Pleasant Prairie Premium Outlets Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Mall of Louisiana Mortgage Loan.  This mortgage loan constitutes more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets. Rialto Capital Advisors, LLC is an affiliate of Rialto Mortgage Finance, LLC, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Rialto Capital Advisors, LLC pursuant to Item 1123.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan and the primary servicer and special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan.  As a result, Midland Loan Services, a Division of PNC Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont Real Estate Advisors, LLC is the operating advisor of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan.  As a result, Trimont Real Estate Advisors, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Trimont Real Estate Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 225 & 233 Park Avenue South Mortgage Loan, the Mall of Louisiana Mortgage Loan, the Del Amo Fashion Center Mortgage Loan and the Pleasant Prairie Premium Outlets Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCM 2017-C39 Transaction, the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, the trust and servicing agreement for the DAFC 2017-AMO Transaction and the pooling and servicing agreement for the CGCMT 2017-P8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 225 & 233 Park Avenue South Mortgage Loan, the Mall of Louisiana Mortgage Loan, the Del Amo Fashion Center Mortgage Loan and the Pleasant Prairie Premium Outlets Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 225 & 233 Park Avenue South Mortgage Loan, the Mall of Louisiana Mortgage Loan and the Pleasant Prairie Premium Outlets Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Atrisco Plaza Shopping Center Mortgage Loan, the Pleasant Prairie Premium Outlets Mortgage Loan, the Mall of Louisiana Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC as operating advisor of the Atrisco Plaza Shopping Center Mortgage Loan and the Del Amo Fashion Center Mortgage Loan, Cohen Financial, A Division of Suntrust Bank as special servicer of the Del Amo Fashion Center Mortgage Loan and Citibank, N.A. as certificate administrator of the Pleasant Prairie Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Atrisco Plaza Shopping Center Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan, KeyBank National Association as primary servicer of the Del Amo Fashion Center Mortgage Loan and as special servicer of the Pleasant Prairie Premium Outlets Mortgage Loan, Citibank, N.A. as certificate administrator of the Pleasant Prairie Premium Outlets Mortgage Loan and Cohen Financial, A Division of Suntrust Bank as special servicer of the Del Amo Fashion Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, KeyBank National Association, as primary servicer and as special servicer and Citibank, N.A., as certificate administrator and as custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Citibank, N.A. (“Citibank”) is acting as certificate administrator and custodian of CGCMT 2017-P8 Transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York (“SDNY”) asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. As to the one remaining trust at issue, on April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but  allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for a failed financial institution, filed a civil action against Citibank in the SDNY.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act.  Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator under the CGCMT 2017-P8 pooling and servicing agreement relating to this transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on October 17, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2017-H1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2017-H1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2017-H1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Del Amo Fashion Center Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the DAFC 2017-AMO Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the DAFC 2017-AMO Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DAFC 2017-AMO Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Starwood Capital Group Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBJPM 2017-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 225 & 233 Park Avenue South Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2017-C39 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2017-C39 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2017-C39 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Mall of Louisiana Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2017-BNK7 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2017-BNK7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pleasant Prairie Premium Outlets Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CGCMT 2017-P8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2017-P8 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2017-P8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Atrisco Plaza Shopping Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C5 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of June 20, 2017, by and among Banc of America Merrill Lynch Large Loan, Inc., as Depositor, KeyBank National Association, as Master Servicer, Cohen Financial, A Division of Suntrust Bank, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Trimont Real Estate Advisors, LLC as Asset Representations Reviewer, Wells Fargo Bank, National Association, as Certificate Administrator, as Cayman Agent and as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 29, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of June 27, 2017, by and between Barclays Bank PLC as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder and initial note A-4 holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of September 5, 2017, by and between Bank of America, N.A., as note A-1 holder and note A-2 holder, Citi Real Estate Funding Inc., as note A-3-1 holder, note A-3-2 holder and note A-4 holder, and Barclays Bank PLC, as note A-5-1 holder, note A-5-2 holder, note A-6 holder and note A-7 holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 12, 2017, by and among Bank of America, N.A., as initial note 1 holder, Barclays Bank PLC, as initial note 2 holder, Société Générale, as initial note 3 holder, and Wells Fargo Bank, National Association, as initial note 4 holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of September 19, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1 holder, Citi Real Estate Funding Inc., as initial note A-2 holder, Wells Fargo Bank, National Association, as initial note A-3 holder and Wells Fargo Bank, National Association , as initial note A-4 holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of March 30, 2017, by and between Barclays Bank PLC, as the initial note A-1-1 holder, initial note A-1-2 holder and initial note A-1-3 holder, JPMorgan Chase Bank, National Association, as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of June 27, 2017, by and between Wells Fargo Bank, National Association, as initial note A-1 holder and Wells Fargo Bank, National Association, as initial note A-2 holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 1, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1 holder, Citi Real Estate Funding Inc., as initial note A-2 holder and Citi Real Estate Funding Inc., as initial note A-3 holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of June 29, 2017, by and between JPMorgan Chase Bank, National Association, as initial JPM note holder, Bank of America, N.A., as initial BANA note holder, Barclays Bank PLC, as initial Barclays note holder, Deutsche Bank AG, New York Branch, as initial DBNY note holder, and Starwood Mortgage Funding II LLC, as Starwood note holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of October 10, 2017, by and between Rialto Mortgage Finance, LLC, as note A-1 holder and Rialto Mortgage Finance, LLC, as note A-2 holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         C-III Asset Management LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.1)

33.10       C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.8)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

33.18       LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

33.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.4)

33.20       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.17)

33.23       LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.18)

33.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.4)

33.25       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.5)

33.26       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.21)

33.27       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

33.28       Cohen Financial, A Division of Suntrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.4)

33.31       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.5)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.17)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.17)

33.35       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.36       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.39       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.18)

33.40       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Certificate Administrator of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.4)

33.42       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.43       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.21)

33.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.45       National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.8)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 33.4)

33.50       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.5)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.6)

33.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.53       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.8)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.55       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.27)

33.56       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Citibank, N.A., as Certificate Administrator and Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.60       National Tax Search, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.61       U.S. Bank, National Association, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.17)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.17)

33.64       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.4)

33.65       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.7)

33.68       National Tax Search, LLC, as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         C-III Asset Management LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.1)

34.10       C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.8)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

34.18       LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

34.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.4)

34.20       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.17)

34.23       LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.18)

34.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.4)

34.25       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.5)

34.26       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.21)

34.27       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

34.28       Cohen Financial, A Division of Suntrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.4)

34.31       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.5)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.17)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.17)

34.35       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.36       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.39       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.18)

34.40       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Certificate Administrator of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.4)

34.42       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.43       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.21)

34.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.45       National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.8)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 34.4)

34.50       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.5)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.6)

34.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.53       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.8)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.55       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.27)

34.56       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Citibank, N.A., as Certificate Administrator and Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.60       National Tax Search, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.61       U.S. Bank, National Association, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.17)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.17)

34.64       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.4)

34.65       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.7)

34.68       National Tax Search, LLC, as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         C-III Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.1)

35.5         C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.3)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.8         LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 35.8)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 35.3)

35.13       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Cohen Financial, A Division of Suntrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Del Amo Fashion Center Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan

35.20       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.8)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan

35.26       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Citibank, N.A., as Certificate Administrator of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Wells Fargo Bank, National Association, as seller and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Barclays Bank PLC , as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Rialto Mortgage Finance, LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between C-III Commercial Mortgage LLC , as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

 (b)  The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of June 20, 2017, by and among Banc of America Merrill Lynch Large Loan, Inc., as Depositor, KeyBank National Association, as Master Servicer, Cohen Financial, A Division of Suntrust Bank, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Trimont Real Estate Advisors, LLC as Asset Representations Reviewer, Wells Fargo Bank, National Association, as Certificate Administrator, as Cayman Agent and as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 29, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of June 27, 2017, by and between Barclays Bank PLC as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder and initial note A-4 holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of September 5, 2017, by and between Bank of America, N.A., as note A-1 holder and note A-2 holder, Citi Real Estate Funding Inc., as note A-3-1 holder, note A-3-2 holder and note A-4 holder, and Barclays Bank PLC, as note A-5-1 holder, note A-5-2 holder, note A-6 holder and note A-7 holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 12, 2017, by and among Bank of America, N.A., as initial note 1 holder, Barclays Bank PLC, as initial note 2 holder, Société Générale, as initial note 3 holder, and Wells Fargo Bank, National Association, as initial note 4 holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of September 19, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1 holder, Citi Real Estate Funding Inc., as initial note A-2 holder, Wells Fargo Bank, National Association, as initial note A-3 holder and Wells Fargo Bank, National Association , as initial note A-4 holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of March 30, 2017, by and between Barclays Bank PLC, as the initial note A-1-1 holder, initial note A-1-2 holder and initial note A-1-3 holder, JPMorgan Chase Bank, National Association, as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of June 27, 2017, by and between Wells Fargo Bank, National Association, as initial note A-1 holder and Wells Fargo Bank, National Association, as initial note A-2 holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 1, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1 holder, Citi Real Estate Funding Inc., as initial note A-2 holder and Citi Real Estate Funding Inc., as initial note A-3 holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of June 29, 2017, by and between JPMorgan Chase Bank, National Association, as initial JPM note holder, Bank of America, N.A., as initial BANA note holder, Barclays Bank PLC, as initial Barclays note holder, Deutsche Bank AG, New York Branch, as initial DBNY note holder, and Starwood Mortgage Funding II LLC, as Starwood note holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of October 10, 2017, by and between Rialto Mortgage Finance, LLC, as note A-1 holder and Rialto Mortgage Finance, LLC, as note A-2 holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         C-III Asset Management LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.1)

33.10       C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.8)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

33.18       LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

33.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.4)

33.20       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.17)

33.23       LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.18)

33.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.4)

33.25       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.5)

33.26       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.21)

33.27       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

33.28       Cohen Financial, A Division of Suntrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.4)

33.31       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.5)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.17)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.17)

33.35       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.36       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.39       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.18)

33.40       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Certificate Administrator of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.4)

33.42       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.43       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.21)

33.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.45       National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.8)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 33.4)

33.50       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.5)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.6)

33.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.53       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.8)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.55       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.27)

33.56       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Citibank, N.A., as Certificate Administrator and Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.60       National Tax Search, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.61       U.S. Bank, National Association, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.17)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.17)

33.64       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.4)

33.65       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.7)

33.68       National Tax Search, LLC, as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         C-III Asset Management LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.1)

34.10       C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.8)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

34.18       LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

34.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.4)

34.20       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.17)

34.23       LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.18)

34.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.4)

34.25       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.5)

34.26       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.21)

34.27       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

34.28       Cohen Financial, A Division of Suntrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.4)

34.31       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.5)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.17)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.17)

34.35       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.36       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.39       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.18)

34.40       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Certificate Administrator of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.4)

34.42       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.43       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.21)

34.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.45       National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.8)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 34.4)

34.50       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.5)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.6)

34.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.53       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.8)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.55       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.27)

34.56       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Citibank, N.A., as Certificate Administrator and Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.60       National Tax Search, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.61       U.S. Bank, National Association, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.17)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.17)

34.64       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.4)

34.65       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.7)

34.68       National Tax Search, LLC, as Servicing Function Participant of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         C-III Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.1)

35.5         C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.3)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.8         LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 35.8)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 35.3)

35.13       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Cohen Financial, A Division of Suntrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Del Amo Fashion Center Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan

35.20       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.8)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan

35.26       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Citibank, N.A., as Certificate Administrator of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Wells Fargo Bank, National Association, as seller and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Barclays Bank PLC , as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Rialto Mortgage Finance, LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between C-III Commercial Mortgage LLC , as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)