Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2017-C40
filed 2021-03-19
CIK 1716187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Hilton Garden Inn Chicago/North Loop Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Hilton Garden Inn Chicago/North Loop Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Hilton Garden Inn Chicago/North Loop Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, which constituted approximately 2.8% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the iStar Leased Fee Portfolio Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Magnolia Hotel Denver Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2017-H1 transaction, Commission File Number 333-206582-10 (the “MSC 2017-H1 Transaction”). These loan combinations, including the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2017-H1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Del Amo Fashion Center Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Del Amo Fashion Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Del Amo Fashion Center Mortgage Loan and thirty-three other pari passu loans and twelve subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Del Amo Fashion Center Trust 2017-AMO transaction (the “DAFC 2017-AMO Transaction”). This loan combination, including the Del Amo Fashion Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DAFC 2017-AMO Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

LNR Partners, LLC is the special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, which constituted approximately 8.5%, 2.8% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan from January 1, 2020 to May 5, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, LNR Partners, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Argentic Services Company LP is the special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, which constituted approximately 8.5%, 2.8% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan from May 6, 2020 to December 31, 2020. As a result, Argentic Services Company LP is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

Wells Fargo Bank, National Association acts as trustee of the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSC 2017-H1 Transaction, the pooling and servicing agreement for the DBJPM 2017-C6 Transaction and the pooling and servicing agreement for the UBS 2017-C5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the 225 & 233 Park Avenue South Mortgage Loan, the Mall of Louisiana Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan and the Pleasant Prairie Premium Outlets Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that includes the Atrisco Plaza Shopping Center Mortgage Loan, the Pleasant Prairie Premium Outlets Mortgage Loan, the Mall of Louisiana Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Del Amo Fashion Center Mortgage Loan, Park Bridge Lender Services LLC as operating advisor of the Del Amo Fashion Center Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan and Citibank, N.A. as custodian of the Pleasant Prairie Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan prior to May 6, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan, KeyBank National Association as primary servicer of the Del Amo Fashion Center Mortgage Loan and special servicer of the Pleasant Prairie Premium Outlets Mortgage Loan, Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Del Amo Fashion Center Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Mall of Louisiana Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of LNR Partners, LLC as special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan prior to May 6, 2020 and Argentic Services Company LP as special servicer of the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan and the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020 listed on the Exhibit Index is omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.8           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, as Cayman Agent and as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 29, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of June 27, 2017, by and between Barclays Bank PLC, as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, Barclays Bank PLC, as Initial Note A-3 Holder and Barclays Bank PLC, as Initial Note A-4 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

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

33.1        Wells Fargo Bank, National Association, as Master Servicer

33.2        Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

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

33.6        Pentalpha Surveillance LLC, as Operating Advisor

33.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.1)

33.10      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.2)

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

33.15      National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.8)

33.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

33.17      LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.18      Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan on and after May 6, 2020

33.19      Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.23      LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.24      Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan on and after May 6, 2020 (see Exhibit 33.18)

33.25      Wells Fargo Bank, National Association, as Trustee of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.5)

33.27      Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.21)

33.28      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

33.29      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.35      Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.37      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.38      Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.39      LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.40      Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020 (see Exhibit 33.18)

33.41      Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.45      National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.8)

33.46      Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.47      Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

33.48      Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.49      Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.5)

33.50      Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.6)

33.51      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.52      National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.8)

33.53      Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.54      KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.28)

33.55      Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.56      Citibank, N.A., as Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.57      Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.58      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.59      National Tax Search, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.60      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.16)

33.61      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.16)

33.62      Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.64      Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

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

34.6        Pentalpha Surveillance LLC, as Operating Advisor

34.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.1)

34.10      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.2)

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

34.15      National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.8)

34.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

34.17      LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.18      Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan on and after May 6, 2020

34.19      Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.23      LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.24      Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan on and after May 6, 2020 (see Exhibit 34.18)

34.25      Wells Fargo Bank, National Association, as Trustee of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.5)

34.27      Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.21)

34.28      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

34.29      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.35      Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.37      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.38      Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.39      LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.40      Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020 (see Exhibit 34.18)

34.41      Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.45      National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.8)

34.46      Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.47      Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

34.48      Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.49      Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.5)

34.50      Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.6)

34.51      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.52      National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.8)

34.53      Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.54      KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.28)

34.55      Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.56      Citibank, N.A., as Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.57      Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.58      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.59      National Tax Search, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.60      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.16)

34.61      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.16)

34.62      Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.64      Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.1)

35.5        Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.2)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.7        LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.8        Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

35.10      LNR Partners, LLC, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.11      Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.12      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.13      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.17      LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.18      Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.19      Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.1)

35.20      Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

35.21      Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.22      KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.24      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2021