Form 10-K
period 2021-12-31
Wells Fargo Commercial Mortgage Trust 2017-C40
filed 2022-03-15
CIK 1716187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Del Amo Fashion Center Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Del Amo Fashion Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Del Amo Fashion Center Mortgage Loan, thirty-three other pari passu loans and twelve subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Del Amo Fashion Center Trust 2017-AMO transaction (the “DAFC 2017-AMO Transaction”). This loan combination, including the Del Amo Fashion Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DAFC 2017-AMO Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Argentic Services Company LP is the special servicer of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan and the primary servicer and special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because it is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because it is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 225 & 233 Park Avenue South Mortgage Loan, the Mall of Louisiana Mortgage Loan and the Pleasant Prairie Premium Outlets Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that includes the Atrisco Plaza Shopping Center Mortgage Loan, the Pleasant Prairie Premium Outlets Mortgage Loan, the Mall of Louisiana Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Del Amo Fashion Center Mortgage Loan, Park Bridge Lender Services LLC as operating advisor of the Del Amo Fashion Center Mortgage Loan, Park Bridge Lender Services LLC as operating advisor of the Del Amo Fashion Center Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan and Citibank, N.A. as custodian of the Pleasant Prairie Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan and primary servicer and special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan, KeyBank National Association as primary servicer of the Del Amo Fashion Center Mortgage Loan and special servicer of the Pleasant Prairie Premium Outlets Mortgage Loan, Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Del Amo Fashion Center Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Mall of Louisiana Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.1)

33.11       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

33.18       Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

33.19       Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.17)

33.24       Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.18)

33.25       Wells Fargo Bank, National Association, as Trustee of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.5)

33.27       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.21)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.29       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

33.30       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.5)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.17)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.17)

33.37       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.42       Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.18)

33.43       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.45       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.21)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.49       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

33.50       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.5)

33.52       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.6)

33.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.56       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.29)

33.57       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Citibank, N.A., as Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.17)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.17)

33.63       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.1)

34.11       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

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

34.18       Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan

34.19       Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.17)

34.24       Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.18)

34.25       Wells Fargo Bank, National Association, as Trustee of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.5)

34.27       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.21)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.29       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

34.30       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.5)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.17)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.17)

34.37       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.42       Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.18)

34.43       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.45       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.21)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.49       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

34.50       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.5)

34.52       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.6)

34.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.56       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.29)

34.57       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Citibank, N.A., as Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.17)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.17)

34.63       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.1)

35.6         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.2)

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

35.10       Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan  (see Exhibit 35.8)

35.11       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.16       Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.8)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.20       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 14, 2022