Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2017-C40
filed 2024-03-12
CIK 1716187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Magnolia Hotel Denver Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan and the special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

BellOak, LLC is the operating advisor of the 225 & 233 Park Avenue South Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Magnolia Hotel Denver Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Mall of Louisiana Mortgage Loan, the 225 & 233 Park Avenue South Mortgage Loan and the Pleasant Prairie Premium Outlets Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Del Amo Fashion Center Mortgage Loan, Park Bridge Lender Services LLC as operating advisor of the Del Amo Fashion Center Mortgage Loan, K-Star Asset Management LLC as special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 and Citibank, N.A. as custodian of the Pleasant Prairie Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the iStar Leased Fee Portfolio Mortgage Loan, the Magnolia Hotel Denver Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan and as special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023, KeyBank National Association as primary servicer of the Del Amo Fashion Center Mortgage Loan and special servicer of the Pleasant Prairie Premium Outlets Mortgage Loan, Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the Del Amo Fashion Center Mortgage Loan, K-Star Asset Management LLC as special servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 and Rialto Capital Advisors, LLC as special servicer of the Mall of Louisiana Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.12         Co-Lender Agreement, dated as of September 19, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder and Wells Fargo Bank, National Association, as Initial Note A-4 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein).

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

33.21       BellOak, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

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

33.24       Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.18)

33.25       Wells Fargo Bank, National Association, as Trustee of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.5)

33.27       BellOak, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 33.21)

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

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan prior to May 5, 2023 (see Exhibit 33.17)

33.37       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.43       Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.18)

33.44       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.46       BellOak, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.21)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

33.51       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.5)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.6)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.57       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.29)

33.58       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Citibank, N.A., as Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.17)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023 (see Exhibit 33.17)

33.64       K-Star Asset Management LLC, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.21       BellOak, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan

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

34.24       Argentic Services Company LP, as Special Servicer of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.18)

34.25       Wells Fargo Bank, National Association, as Trustee of the Magnolia Hotel Denver Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.5)

34.27       BellOak, LLC, as Operating Advisor of the Magnolia Hotel Denver Mortgage Loan (see Exhibit 34.21)

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

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan prior to May 5, 2023 (see Exhibit 34.17)

34.37       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.43       Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.18)

34.44       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.46       BellOak, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.21)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan

34.51       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.5)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.6)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.57       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.29)

34.58       Wilmington Trust, National Association, as Trustee of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Citibank, N.A., as Custodian of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.17)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023 (see Exhibit 34.17)

34.64       K-Star Asset Management LLC, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

35.15       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.17       Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.8)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Special Servicer of the Pleasant Prairie Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

35.24       K-Star Asset Management LLC, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Wells Fargo Bank, National Association, as seller and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Barclays Bank PLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between Rialto Mortgage Finance, LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of October 5, 2017, between C-III Commercial Mortgage LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 17, 2017 under Commission File No. 333-206677-19 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 11, 2024